Form 10-Q
period 2026-03-31
Safeguard Acquisition Corp.
filed 2026-05-11
CIK 2082844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

(702) 867-5899

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

As of May 11, 2026, there were 23,700,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SAFEGUARD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SAFEGUARD ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025
Assets:
Current assets
Cash	$1,405,174	$1,634,631
Prepaid expenses	9,044	16,281
Prepaid insurance – short term	67,508	67,508
Total current assets	1,481,726	1,718,420
Prepaid insurance – long term	45,549	62,426
Cash and investments held in Trust Account	232,582,006	230,526,196
Total Assets	$234,109,281	$232,307,042

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$85,000	$85,000
Accounts payable and accrued expenses	50,885	23,949
Total current liabilities	135,885	108,949
Deferred underwriting fee	9,200,000	9,200,000
Total Liabilities	9,335,885	9,308,949

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.11 and $10.02 per share as of March 31, 2026 and December 31, 2025, respectively	232,582,006	230,526,196

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 700,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	70	70
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(7,809,447)	(7,528,940)
Total Shareholders’ Deficit	(7,808,610)	(7,528,103)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$234,109,281	$232,307,042

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$280,507
Loss from Operations	(280,507)

Other income:
Interest earned on cash and investments held in Trust Account	2,055,810
Total other income	2,055,810

Net income	$1,775,303

Basic weighted average shares outstanding, Class A ordinary shares	23,700,000
Basic net income per share, Class A ordinary shares	$0.06
Diluted weighted average shares outstanding, Class A ordinary shares	23,700,000
Diluted net income per share, Class A ordinary shares	$0.06
Basic weighted average shares outstanding, Class B ordinary shares	7,666,667
Basic net income per share, Class B ordinary shares	$0.06
Diluted weighted average shares outstanding, Class B ordinary shares	7,666,667
Diluted net income per share, Class B ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	700,000	$70	7,666,667	$767	$—	$(7,528,940)	$(7,528,103)

Subsequent remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,055,810)	(2,055,810)

Net income	—	—	—	—	—	1,775,303	1,775,303

Balance – March 31, 2026	700,000	$70	7,666,667	$767	$—	$(7,809,447)	$(7,808,610)

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,775,303
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(2,055,810)
Changes in operating assets and liabilities:
Prepaid expenses	7,237
Prepaid insurance – long term	16,877
Accounts payable and accrued expenses	26,936
Net cash used in operating activities	(229,457)

Net Change in Cash	(229,457)
Cash - Beginning of period	1,634,631
Cash - End of period	$1,405,174

Non-Cash Investing and Financing Activities:
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	$2,055,810

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

All activity for the period from June 27, 2025 (inception) through March 31, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on December 5, 2025, an amount of $230,000,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units and the Private Placement Units was placed in a U.S. based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and will be held in cash, including in demand deposit accounts at a bank, or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

The Company will provide the holders (the “Public Shareholders”) of Public Units, with the opportunity to redeem all or a portion of the Class A ordinary shares underlying their Public Units (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account at $10.11 per Public Share as of March 31, 2026, inclusive of any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined below) and Class A ordinary shares included in the Private Placement Units if the Company fails to complete a Business Combination within the Completion Window. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 4, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of these unaudited financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements. Actual results could differ from those estimates.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,405,174 and $1,634,631 as of March 31, 2026 and December 31, 2025, respectively, and did not have any cash equivalent.

Cash and Investments Held in Trust Account

On December 8, 2025, the Company directed the funds in the Trust Account to be deposited in three and six month treasury bill securities.

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $232,582,006 and $230,526,196, respectively. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earned on cash and investments held in the Trust Account in the accompanying unaudited statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares are charged to temporary equity, offering costs allocated to the Public Warrants and Private Placement Warrants are charged to shareholders’ deficit, and Public Warrants and Private Placement Warrants after management’s evaluation are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited balance sheets, primarily due to its short-term nature.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s losses do not create recoverable taxes and there is no requirement for a tax provision on income.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480-10-S99 (“ASC 480”) if not fully exercised at the time of the Initial Public Offering. As such, as of March 31, 2026 and December 31, 2025, since the underwriters exercised the over-allotment option in full, no over-allotment option liability is recognized in the Company’s unaudited balance sheets.

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

MARCH 31, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,520,000)
Public Shares issuance costs	(13,999,664)
Plus:
Accretion of Class A ordinary shares carrying value to redemption value	19,519,664
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	526,196
Class A Ordinary Shares subject to possible redemption, December 31, 2025	230,526,196
Plus:
Subsequent remeasurement of Class A Ordinary Shares subject to possible redemption	2,055,810
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$232,582,006

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants, since the average stock price of the Company’s ordinary shares for the three months ended March 31, 2026 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,850,000 shares of ordinary shares in the aggregate. As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Basic		Diluted
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,341,382	$433,921	$1,341,382	$433,921
Denominator:
Weighted-average shares outstanding	23,700,000	7,666,667	23,700,000	7,666,667
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06	$0.06

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Recent Accounting Pronouncements

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on November 26, 2025, the date of the effectiveness of the registration statement related to the Company’s Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. For the three months ended March 31, 2026, the Company incurred and paid $75,000 in fees for these services.

Consulting Agreement

On January 15, 2026, the Company engaged Kevin Gottfredson, a family member of the Company’s Chief Executive Officer, to provide management and consulting services in connection with search for a potential Business Combination target. Under the engagement, the Company agreed to pay a $37,500 engagement fee and a recurring fee of $12,500 per month for up to 24 months, and the contract was reviewed and approved in advance by the Audit Committee. For the three months ended March 31, 2026, the Company incurred and paid $62,500 in fees for these services.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Officer Agreement

On February 20, 2026, the Company, Right Advisory LLC and Robert M. Tarola entered into an agreement. Under the terms of the Officer Agreement, Mr. Tarola provides certain services to the Company in his capacity as Chief Financial Officer, effective as of October 31, 2025. Mr. Tarola and Right Advisory LLC do not receive any compensation for services provided under the Officer Agreement beyond the Founder Shares already held by Mr. Tarola.

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

Note 6 — Shareholders’ Deficit

The shareholders’ deficit of $7,808,610 is a function of recognizing both the deferred underwriters fee of $9,200,000, and the full redemption value of the Class A ordinary shares of $232,582,006, as offsets to total assets. The deficit does not represent a liquidity risk to the Company in that sufficient accessible cash is available to fund its planned evaluation and consummation of an initial Business Combination and, accordingly, no going concern risk exists at this time.

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there are 700,000 Class A ordinary shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares outstanding.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 11,850,000 warrants outstanding, including 11,500,000 Public Warrants and 350,000 Private Placement Warrants underlying the Private Placement Units. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company is registering the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement of which the prospectus, in which this unaudited financial statements is included, forms a part because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 7 — Fair Value Measurements

At March 31, 2026, assets held in the Trust Account were comprised of $622 in cash and $232,581,384 in U.S. Treasury securities. For the three months ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding (loss) gain and fair value of held-to-maturity securities at March 31, 2026 and December 31, 2025 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
March 31, 2026	U.S. Treasury Securities (Mature on 6/4/2026)	1	$116,289,527	$(10,394)	$116,279,133
March 31, 2026	U.S. Treasury Securities (Mature on 9/3/2026)	1	$116,291,857	$(56,073)	$116,235,784

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2025	U.S. Treasury Securities (Mature on 6/4/2026)	1	$115,262,873	$35,332	$115,298,205
December 31, 2025	U.S. Treasury Securities (Mature on 3/5/2026)	1	$115,262,868	$28,136	$115,291,004

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statement of operations as net income or loss. The measure of segment assets is reported on the unaudited balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$1,405,174	$1,634,631
Cash and investments held in Trust Account	$232,582,006	$230,526,196

For the Three Months Ended March 31,
2026
General and administrative expenses	$280,507
Interest earned on cash and investments held in Trust Account	$2,055,810

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 9 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the unaudited balance sheet date up to the date that the unaudited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We completed our Initial Public Offering (“IPO”) on December 5, 2025 raising $230,000,000 toward identifying a target company for a Business Combination. Since the IPO, we have been evaluating and engaging in dialog with potential acquisition candidates. We do not expect to generate any operating revenues until after the completion of a Business Combination. We currently generate non-operating income in the form of interest income on investments held in the Trust Account, but such interest cannot be used for ongoing operating or targeting activities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things). We also incur costs for administration and target evaluation. We will incur expenses for due diligence at the time an acquisition target is being pursued.

For the three months ended March 31, 2026, we had net income of $1,775,303, which consisted of interest earned on cash and investments held in Trust Account of $2,055,810, partially offset by general and administrative cost of $280,507.

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

For the three months ended March 31, 2026, cash used in operating activities was $229,457 principally for administration and targeting activities. Net income of $1,775,303 was affected by interest earned on cash and investments held in trust of $2,055,810, at an annual effective rate of 3.6%. Such interest cannot be used for operating activities. Changes in operating assets and liabilities provided $51,050 of cash for operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of March 31, 2026, no working capital loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $25,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team and an agreement to pay a family member of our Chief Executive Officer to provide management and consulting services in connection with our search for a potential Business Combination target for $37,500 engagement fee and a recurring fee of $12,500 per month for up to 24 months. The administrative agreement continues through the date of a Business Combination or liquidation; the consulting agreement can be terminated at any time.

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

Critical Accounting Estimates

The preparation of the unaudited financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q, management had structured and proposed a set of policies and procedures to enhance our internal control over financial reporting. Those policies and procedures were approved by the Company’s audit committee in February 2026 and operationalized in March 2026. These procedures provide for the separation of duties between the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Company’s Audit Committee. No transaction can be executed without at least two officers/directors involved.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the period ended December 31, 2025 filed with the SEC on March 4, 2026. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Officer Agreement, dated February 20, 2026, between the Registrant, Right Advisory LLC and Robert M. Tarola (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-42991), filed with the SEC on March 4, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFEGUARD ACQUISITION CORP.

Date: May 11, 2026	By:	/s/ Mark Gottfredson
	Name:	Mark Gottfredson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Robert M. Tarola
	Name:	Robert M. Tarola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)