Form 10-Q
period 2026-06-30
Safeguard Acquisition Corp.
filed 2026-08-06
CIK 2082844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 5, 2026, there were 23,700,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SAFEGUARD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Balance Sheets as of June 30, 2026 and December 31, 2025 (Unaudited)	1
Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 27, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from June 27, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 27, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SAFEGUARD ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
Assets:
Current assets
Cash	$1,138,938	$1,634,631
Prepaid expenses	48,062	16,281
Prepaid insurance – short term	67,508	67,508
Total current assets	1,254,508	1,718,420
Prepaid insurance – long term	28,672	62,426
Cash and investments held in Trust Account	234,663,705	230,526,196
Total Assets	$235,946,885	$232,307,042

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$85,000	$85,000
Accounts payable and accrued expenses	34,663	23,949
Total current liabilities	119,663	108,949
Deferred underwriting fee	9,200,000	9,200,000
Total Liabilities	9,319,663	9,308,949

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.20 and $10.02 per share as of June 30, 2026 and December 31, 2025, respectively	234,663,705	230,526,196

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 700,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	70	70
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(8,037,320)	(7,528,940)
Total Shareholders’ Deficit	(8,036,483)	(7,528,103)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$235,946,885	$232,307,042

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 27, 2025 (Inception) through June 30, 2025
Operational and administrative costs – third parties	$115,373	$258,380	$—
Operational and administrative costs – related parties	112,500	250,000	—
Loss from Operations	(227,873)	(508,380)	—

Other income:
Interest earned on cash and investments held in Trust Account	2,081,699	4,137,509	—
Total other income	2,081,699	4,137,509	—

Net income (loss)	$1,853,826	$3,629,129	$—

Basic and diluted weighted average Class A ordinary shares outstanding	23,700,000	23,700,000	—
Basic and diluted net income (loss) per Class A ordinary share	$0.06	$0.12	$—
Basic and diluted weighted average Class B ordinary shares outstanding	7,666,667	7,666,667	—
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$0.12	$—

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	700,000	$70	7,666,667	$767	$—	$(7,528,940)	$(7,528,103)

Subsequent remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,055,810)	(2,055,810)

Net income	—	—	—	—	—	1,775,303	1,775,303

Balance – March 31, 2026	700,000	$70	7,666,667	$767	$—	$(7,809,447)	$(7,808,610)

Subsequent remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,081,699)	(2,081,699)

Net income	—	—	—	—	—	1,853,826	1,853,826

Balance – June 30, 2026	700,000	$70	7,666,667	$767	$—	$(8,037,320)	$(8,036,483)

FOR THE PERIOD FROM JUNE 27, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 27, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Net income (loss)	—	—	—	—	—	—	—

Balance – June 30, 2025	—	$—	—	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from June 27, 2025 (Inception) through June 30, 2025

Cash Flows from Operating Activities:
Net income (loss)	$3,629,129	$—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(4,137,509)	—
Changes in operating assets and liabilities:
Prepaid expenses	(31,781)	—
Prepaid insurance – long term	33,754	—
Accounts payable and accrued expenses	10,714	—
Net cash used in operating activities	(495,693)	—

Net Change in Cash	(495,693)	—
Cash - Beginning of period	1,634,631	—
Cash - End of period	$1,138,938	$—

Non-Cash Investing and Financing Activities:
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	$4,137,509	$—

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

All activity for the period from June 27, 2025 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of interest income on proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company will provide the holders (the “Public Shareholders”) of Public Units, with the opportunity to redeem all or a portion of the Class A ordinary shares underlying their Public Units (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account at approximately $10.20 per Public Share as of June 30, 2026, inclusive of any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

If the Company has not completed a Business Combination within the Completion Window, the Company will (i) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (ii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate, subject the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company does not consummate an initial Business Combination within the Completion Window.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 4) and Class A ordinary shares included in the Private Placement Units if the Company fails to complete a Business Combination within the Completion Window. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Completion Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 4, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,138,938 and $1,634,631 as of June 30, 2026 and December 31, 2025, respectively, and did not have any cash equivalent.

Cash and Investments Held in Trust Account

Assets held in the Trust Account are invested in held-to-maturity U.S. Treasury securities with original maturities of three and six months and are reinvested upon maturity in accordance with the trust agreement.

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $234,663,705 and $230,526,196, respectively. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earned on cash and investments held in the Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited balance sheets, primarily due to its short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s losses do not create recoverable taxes and there is no requirement for a tax provision on income.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480-10-S99 (“ASC 480”) if not fully exercised at the time of the Initial Public Offering. As such, as of June 30, 2026 and December 31, 2025, since the underwriters exercised the over-allotment option in full, no over-allotment option liability is recognized in the Company’s unaudited balance sheets.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,520,000)
Public Shares issuance costs	(13,999,664)
Plus:
Accretion of Class A ordinary shares carrying value to redemption value	19,519,664
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	526,196
Class A Ordinary Shares subject to possible redemption, December 31, 2025	230,526,196
Plus:
Subsequent remeasurement of Class A Ordinary Shares subject to possible redemption	2,055,810
Class A Ordinary Shares subject to possible redemption, March 31, 2026	232,582,006
Plus:
Subsequent remeasurement of Class A Ordinary Shares subject to possible redemption	2,081,699
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$234,663,705

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants, since the average stock price of the Company’s ordinary shares for the three and six months ended June 30, 2026 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,850,000 ordinary shares in the aggregate. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 27, 2025 (Inception) through June 30, 2025
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,400,712	$453,114	$2,742,094	$887,035	$—	$—
Denominator:
Weighted-average shares outstanding	23,700,000	7,666,667	23,700,000	7,666,667	—	—
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.12	$0.12	$—	$—

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

JUNE 30, 2026

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

Such Private Placement Units are identical to the Public Units sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares included in any Private Placement Units (“Private Placement Shares”) and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. Subject to limited exceptions, the Private Placement Units (including any Private Placement Shares or Private Placement Warrants included in such Private Placement Units) will not be transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units will be added to the proceeds from the Initial Public Offering to be held in the Trust Account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on November 26, 2025, the date of the effectiveness of the registration statement related to the Company’s Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. For the three and six months ended June 30, 2026, the Company incurred and paid $75,000 and $150,000 in fees for these services, respectively.

Consulting Agreement

On January 15, 2026, the Company engaged Kevin Gottfredson, a family member of the Company’s Chief Executive Officer, to provide management and consulting services in connection with our search for a potential Business Combination target. Under the engagement, the Company agreed to pay a $37,500 engagement fee and a recurring fee of $12,500 per month for up to 24 months, and the contract was reviewed and approved in advance by the Audit Committee. For the three and six months ended June 30, 2026, the Company incurred and paid $37,500 and $100,000 in fees for these services, respectively.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

Note 6 — Shareholders’ Deficit

The shareholders’ deficit of $8,036,483 is a function of recognizing both the deferred underwriters fee of $9,200,000, and the full redemption value of the Class A ordinary shares of $234,663,705, as offsets to total assets. The deficit does not represent a liquidity risk to the Company in that sufficient accessible cash is available to fund its planned evaluation and consummation of an initial Business Combination and, accordingly, no going concern risk exists at this time.

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there are 700,000 Class A ordinary shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares outstanding.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

Subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares (such Class A ordinary share delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial Business Combination) concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of the Initial Public Offering (excluding the Private Placement Shares and including any Class A ordinary share issued pursuant to the underwriters’ over-allotment option), plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent units issued to the Sponsor, members of the management team or any of their affiliates upon conversion of Working Capital Loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants — As of June 30, 2026 and December 31, 2025, there were 11,850,000 warrants outstanding, including 11,500,000 Public Warrants and 350,000 Private Placement Warrants underlying the Private Placement Units. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 7 — Fair Value Measurements

At June 30, 2026, assets held in the Trust Account were comprised of $123 in cash and $234,663,582 in U.S. Treasury securities. For the six months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

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

The following table presents information about the gross holding (loss) gain and fair value of held-to-maturity securities at June 30, 2026 and December 31, 2025:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
June 30, 2026	U.S. Treasury Securities (Mature on 9/3/2026)	1	$117,324,440	$(29,581)	$117,294,859
June 30, 2026	U.S. Treasury Securities (Mature on 12/3/2026)	1	$117,339,142	$(97,042)	$117,242,100

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2025	U.S. Treasury Securities (Mature on 6/4/2026)	1	$115,262,873	$35,332	$115,298,205
December 31, 2025	U.S. Treasury Securities (Mature on 3/5/2026)	1	$115,262,868	$28,136	$115,291,004

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash	$1,138,938	$1,634,631
Prepaid expenses	$48,062	$16,281
Prepaid insurance – short term	$67,508	$67,508
Prepaid insurance – long term	$28,672	$62,426
Cash and investments held in Trust Account	$234,663,705	$230,526,196

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 27, 2025 (Inception) through June 30, 2025
Operational and administrative costs – third parties	$115,373	$258,380	$—
Operational and administrative costs – related parties	$112,500	$250,000	$—
Interest earned on cash and investments held in Trust Account	$2,081,699	$4,137,509	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Operational and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews operational and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operational and administrative costs, as reported on the unaudited statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 filed with the SEC on March 4, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We completed our Initial Public Offering on December 5, 2025 raising $230,000,000 toward identifying a target company for a Business Combination. Since the Initial Public Offering, we have been evaluating and engaging in dialog with potential acquisition candidates. We do not expect to generate any operating revenues until after the completion of a Business Combination. We currently generate non-operating income in the form of interest income on investments held in the Trust Account, but such interest cannot be used for ongoing operating or targeting activities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things). We also incur costs for administration and target evaluation. We will incur expenses for due diligence at the time an acquisition target is being pursued.

For the three months ended June 30, 2026, we had net income of $1,853,826, which consisted of interest earned on cash and investments held in Trust Account of $2,081,699, partially offset by operational and administrative costs – third parties of $115,373 and operational and administrative costs – related parties of $112,500.

For the six months ended June 30, 2026, we had net income of $3,629,129, which consisted of interest earned on cash and investments held in Trust Account of $4,137,509, partially offset by operational and administrative costs – third parties of $258,380 and operational and administrative costs – related parties of $250,000.

For the period from June 27, 2025 (inception) through June 30, 2025, we had no net income (loss).

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $230,000,000 was placed in the Trust Account. We incurred transaction costs totaling $14,360,472, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $560,472 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $495,693 principally for administration and targeting activities. Net income of $3,629,129 was affected by interest earned on cash and investments held in trust of $4,137,509, at an annual effective rate of 3.6 – 3.7%. Such interest cannot be used for operating activities. Changes in operating assets and liabilities provided $12,687 of cash for operating activities.

For the period from June 27, 2025 (inception) through June 30, 2025, no cash provided (used) in operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of June 30, 2026, no Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor $25,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team and an agreement to pay a family member of our Chief Executive Officer to provide management and consulting services in connection with our search for a potential Business Combination target for a $37,500 engagement fee and a recurring fee of $12,500 per month for up to 24 months. The administrative agreement continues through the date of a Business Combination or liquidation; the consulting agreement can be terminated at any time.

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

Critical Accounting Estimates

The preparation of the unaudited financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SAFEGUARD ACQUISITION CORP.

Date: August 6, 2026	By:	/s/ Mark Gottfredson
	Name:	Mark Gottfredson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Robert M. Tarola
	Name:	Robert M. Tarola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

