Form 10-Q
period 2026-09-30
Safeguard Acquisition Corp.
filed 2026-11-02
CIK 2082844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 2, 2026, there were 23,700,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SAFEGUARD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Balance Sheets as of September 30, 2026 and December 31, 2025 (Unaudited)	1
Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 27, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 27, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 27, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SAFEGUARD ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2026	2025
Assets:
Current assets
Cash	$938,218	$1,634,631
Prepaid expenses	26,595	16,281
Prepaid insurance – short term	67,508	67,508
Total current assets	1,032,321	1,718,420
Prepaid insurance – long term	11,796	62,426
Cash and investments held in Trust Account	236,834,020	230,526,196
Total Assets	$237,878,137	$232,307,042

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$85,000	$85,000
Accounts payable and accrued expenses	25,801	23,949
Total current liabilities	110,801	108,949
Deferred underwriting fee	9,200,000	9,200,000
Total Liabilities	9,310,801	9,308,949

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of approximately $10.30 and $10.02 per share as of September 30, 2026 and December 31, 2025, respectively	236,834,020	230,526,196

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 700,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	70	70
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(8,267,521)	(7,528,940)
Total Shareholders’ Deficit	(8,266,684)	(7,528,103)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$237,878,137	$232,307,042

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 27, 2025 (Inception) through September 30,
	2026	2025	2026	2025

Operational and administrative costs – third parties	$117,701	$58,650	$376,081	$58,650
Operational and administrative costs – related parties	112,500	—	362,500	—
Loss from Operations	(230,201)	(58,650)	(738,581)	(58,650)

Other income:
Interest earned on cash and investments held in Trust Account	2,170,315	—	6,307,824	—
Total other income	2,170,315	—	6,307,824	—

Net income (loss)	$1,940,114	$(58,650)	$5,569,243	$(58,650)

Basic and diluted weighted average Class A ordinary shares outstanding	23,700,000	—	23,700,000	—
Basic and diluted net income per Class A ordinary share	$0.06	$—	$0.18	$—
Basic and diluted weighted average Class B ordinary shares outstanding	7,666,667	6,666,667	7,666,667	6,666,667
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$(0.01)	$0.18	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	700,000	$70	7,666,667	$767	$—	$(7,528,940)	$(7,528,103)

Subsequent remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,055,810)	(2,055,810)

Net income	—	—	—	—	—	1,775,303	1,775,303

Balance – March 31, 2026	700,000	70	7,666,667	767	—	(7,809,447)	(7,808,610)

Subsequent remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,081,699)	(2,081,699)

Net income	—	—	—	—	—	1,853,826	1,853,826

Balance – June 30, 2026	700,000	70	7,666,667	767	—	(8,037,320)	(8,036,483)

Subsequent remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,170,315)	(2,170,315)

Net income	—	—	—	—	—	1,940,114	1,940,114

Balance – September 30, 2026	700,000	$70	7,666,667	$767	$—	$(8,267,521)	$(8,266,684)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 27, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 27, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2025	—	—	—	—	—	—	—

Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(58,650)	(58,650)

Balance – September 30, 2025	—	$—	7,666,667	$767	$24,233	$(58,650)	$(33,650)

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from June 27, 2025 (Inception) through September 30, 2025

Cash Flows from Operating Activities:
Net income (loss)	$5,569,243	$(58,650)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through promissory note – related party	—	27,272
Interest earned on cash and investments held in Trust Account	(6,307,824)	—
Changes in operating assets and liabilities:
Prepaid expenses	(10,314)	—
Prepaid insurance	50,630	—
Accounts payable and accrued expenses	1,852	31,378
Net cash used in operating activities	(696,413)	—

Net Change in Cash	(696,413)	—
Cash - Beginning of period	1,634,631	—
Cash - End of period	$938,218	$—

Non-Cash Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$171,938
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	$6,307,824	$—

The accompanying notes are an integral part of these unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

All activity for the period from June 27, 2025 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company currently generates non-operating income in the form of interest income on proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

The Company will provide the holders (the “Public Shareholders”) of Public Units, with the opportunity to redeem all or a portion of the Class A ordinary shares underlying their Public Units (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account at approximately $10.30 per Public Share as of September 30, 2026, inclusive of any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

If the Company has not completed a Business Combination within the Completion Window, the Company will (i) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (ii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate, subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company does not consummate an initial Business Combination within the Completion Window.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Going Concern Consideration

As of September 30, 2026, the Company had cash of $938,218, working capital of $921,520, and shareholders’ deficit of $8,266,684. The Company has incurred and expects to continue to incur costs to pursue and consummate a Business Combination. The Company’s business plan is dependent on the completion of a Business Combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. Management plans to consummate an initial Business Combination prior to the end of the Completion Window – December 2027.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the Company’s cash position may not be sufficient to sustain operations through the Completion Window. The Company’s Sponsor, or certain of its officers and directors or their affiliates may, but are not obligated to, loan funds to the Company as may be required, to meet the Company’s working capital needs. The Company cannot provide any assurance that a new financing will be available to it on commercially acceptable terms, if at all. In addition, management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease operations except for the purpose of liquidating. The Company may seek shareholder approval to extend the Completion Window, although there can be no assurance that such approval would be obtained.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 4, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Use of Estimates

The preparation of these unaudited financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $938,218 and $1,634,631 as of September 30, 2026 and December 31, 2025, respectively, and did not have any cash equivalent.

Cash and Investments Held in Trust Account

Assets held in the Trust Account are invested in held-to-maturity U.S. Treasury securities with original maturities of three and six months and are reinvested upon maturity in accordance with the trust agreement.

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $236,834,020 and $230,526,196, respectively. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited balance sheets, primarily due to its short-term nature, except for the held to maturity which carry an unrecognized loss (Note 7).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s losses do not create recoverable taxes and there is no requirement for a tax provision on income.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480-10-S99 (“ASC 480”) if not fully exercised at the time of the Initial Public Offering. As such, as of September 30, 2026 and December 31, 2025, since the underwriters exercised the over-allotment option in full, no over-allotment option liability is recognized in the Company’s unaudited balance sheets.

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

SEPTEMBER 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(5,520,000)
Public Shares issuance costs	(13,999,664)
Plus:
Accretion of Class A ordinary shares carrying value to redemption value	19,519,664
Subsequent remeasurement of Class A ordinary shares subject to possible redemption	526,196
Class A Ordinary Shares subject to possible redemption, December 31, 2025	230,526,196
Plus:
Subsequent remeasurement of Class A Ordinary Shares subject to possible redemption	2,055,810
Class A Ordinary Shares subject to possible redemption, March 31, 2026	232,582,006
Plus:
Subsequent remeasurement of Class A Ordinary Shares subject to possible redemption	2,081,699
Class A Ordinary Shares subject to possible redemption, June 30, 2026	234,663,705
Plus:
Subsequent remeasurement of Class A Ordinary Shares subject to possible redemption	2,170,315
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$236,834,020

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants, since the average stock price of the Company’s Class A ordinary shares for the three and nine months ended September 30, 2026 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants will be exercisable to purchase 11,850,000 Class A ordinary shares in the aggregate. As of September 30, 2026, the Company did not have any other dilutive securities or contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

For the three months ended September 30, 2025 and for the period from June 27, 2025 (inception) through September 30, 2025, the weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from June 27, 2025 (Inception) through September 30,
	2026		2025		2026		2025
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,465,910	$474,204	$—	$(58,650)	$4,208,004	$1,361,239	$—	$(58,650)
Denominator:
Basic and diluted weighted-average shares outstanding	23,700,000	7,666,667	—	6,666,667	23,700,000	7,666,667	—	6,666,667
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)	$0.18	$0.18	$—	$(0.01)

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and in January 2025 issued ASU 2025-01 to clarify the effective date. The guidance requires public business entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited financial statements.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on December 5, 2025, the Company sold 23,000,000 Public Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Public Units at a purchase price of $10.00 per unit. Each Public Unit consisted of one Class A ordinary share and one half of one Public Warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

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

On October 31, 2025, the Sponsor transferred an aggregate of 100,000 Founder Shares to the four independent directors of the Company (25,000 shares each) and 25,000 Founder Shares to the Chief Financial Officer, in exchange for their services as director through the Company’s initial Business Combination. The Founder Shares shall return to the Sponsor if the director is no longer serving the Company on or prior to the initial Business Combination. The transfer of Founder Shares to the four independent directors and to the Chief Financial Officer is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 100,000 Founder Shares transferred to the four directors and 25,000 Founder Shares transferred to the Chief Financial Officer on October 31, 2025 was $371,250 or $2.97 per share. The Company established the initial fair value of the Founder Shares on October 31, 2025, using a calculation prepared by a third-party valuation team which takes into consideration the implied share price of $9.75, probability of De-SPAC and instrument-specific market adjustment of 35.0%, and discount for lack of marketability of $(0.44). The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The Founder Shares were transferred subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. Given the significant uncertainties in timing and the complexities in consummating a Business Combination, equity-based compensation will be recognized when completed. The total grant-date fair value of $371,250 represents the amount of stock-based compensation that would be recognized upon consummation of a Business Combination, to the extent the Founder Shares ultimately vest.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Such Private Placement Units are identical to the Public Units sold in the Initial Public Offering, except for the terms described in Note 6. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Units have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares included in any Private Placement Units (“Private Placement Shares”) and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. Subject to limited exceptions, the Private Placement Units (including any Private Placement Shares or Private Placement Warrants included in such Private Placement Units) will not be transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Units will be added to the proceeds from the Initial Public Offering to be held in the Trust Account.

Promissory Note — Related Party

On July 18, 2025, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note is non-interest bearing and payable on the earlier of December 31, 2025 or the completion of the Initial Public Offering. As of December 5, 2025, the Company had borrowed $133,462 under the Note, which was paid in full by the Company on December 8, 2025, subsequent to the closing of the Initial Public Offering. Borrowings against the Promissory Note are no longer available as of September 30, 2026 and December 31, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per unit. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on November 26, 2025, the date of the effectiveness of the registration statement related to the Company’s Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $25,000 per month. For the three and nine months ended September 30, 2026, the Company incurred and paid $75,000 and $225,000 in fees for these services, respectively.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Consulting Agreement

On January 15, 2026, the Company engaged Kevin Gottfredson, a family member of the Company’s Chief Executive Officer, to provide management and consulting services in connection with our search for a potential Business Combination target. Under the engagement, the Company agreed to pay a $37,500 engagement fee and a recurring fee of $12,500 per month for up to 24 months beginning on February 1, 2026, and the contract was reviewed and approved in advance by the Audit Committee. For the three and nine months ended September 30, 2026, the Company incurred and paid $37,500 and $137,500 in fees for these services, respectively.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 6 — Shareholders’ Deficit

The shareholders’ deficit of $8,266,684 is a function of recognizing both the deferred underwriters fee of $9,200,000, and the full redemption value of the Class A ordinary shares of $236,834,020, as offsets to total assets.

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there are 700,000 Class A ordinary shares issued or outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares outstanding.

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

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 11,850,000 warrants outstanding, including 11,500,000 Public Warrants and 350,000 Private Placement Warrants underlying the Private Placement Units. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement for the Initial Public Offering because there was a possibility that the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

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

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 7 — Fair Value Measurements

At September 30, 2026, assets held in the Trust Account were comprised of $98 in cash and $236,833,922 in U.S. Treasury securities. For the nine months ended September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

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

The following table presents information about the gross holding (loss) gain and fair value of held-to-maturity securities at September 30, 2026 and December 31, 2025:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
September 30, 2026	U.S. Treasury Securities (Mature on 12/3/2026)	1	$118,427,725	$(74,601)	$118,353,124
September 30, 2026	U.S. Treasury Securities (Mature on 3/4/2027)	1	$118,406,197	$(152,558)	$118,253,639

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2025	U.S. Treasury Securities (Mature on 6/4/2026)	1	$115,262,873	$35,332	$115,298,205
December 31, 2025	U.S. Treasury Securities (Mature on 3/5/2026)	1	$115,262,868	$28,136	$115,291,004

SAFEGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

	September 30, 2026	December 31, 2025
Cash	$938,218	$1,634,631
Prepaid expenses	$26,595	$16,281
Prepaid insurance – short term	$67,508	$67,508
Prepaid insurance – long term	$11,796	$62,426
Cash and investments held in Trust Account	$236,834,020	$230,526,196

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 27, 2025 (Inception) through September 30,
	2026	2025	2026	2025
Operational and administrative costs – third parties	$117,701	$58,650	$376,081	$58,650
Operational and administrative costs – related parties	$112,500	$—	$362,500	$—
Interest earned on cash and investments held in Trust Account	$2,170,315	$—	$6,307,824	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 filed with the SEC on March 4, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended September 30, 2026, we had net income of $1,940,114, which consisted of interest earned on investments held in Trust Account of $2,170,315, partially offset by operational and administrative costs – third parties of $117,701 and operational and administrative costs – related parties of $112,500.

For the nine months ended September 30, 2026, we had net income of $5,569,243, which consisted of interest earned on investments held in Trust Account of $6,307,824, partially offset by operational and administrative costs – third parties of $376,081 and operational and administrative costs – related parties of $362,500.

For the three months ended September 30, 2025, we had a net loss of $58,650, which consisted of formation, general, and administrative costs.

For the period from June 27, 2025 (inception) through September 30, 2025, we had a net loss of $58,650, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

On December 5, 2025, we consummated the Initial Public Offering of 23,000,000 Public Units which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Public Units, at $10.00 per unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 700,000 Private Placement Units at a price of $10.00 per unit, generating gross proceeds of $7,000,000. Of those 700,000 Private Placement Units, the Sponsor purchased 470,000 Private Placement Units, and the underwriters purchased 230,000 Private Placement Units.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $230,000,000 was placed in the Trust Account. We incurred transaction costs totaling $14,360,472, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $560,472 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $696,413 principally for administration and targeting activities. Net income of $5,569,243 was affected by interest earned on investments held in trust of $6,307,824, at an annual effective rate ranging from approximately 3.6% to 3.9%. Such interest cannot be used for operating activities. Changes in operating assets and liabilities provided $42,168 of cash for operating activities.

For the period from June 27, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $58,650 was affected by payment of general and administrative costs through promissory note – related party of $27,272, and changes in accrued expenses provided $31,378 of cash for operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. The Private Placement Units issued upon conversion of any such loans would be identical to the Private Placement Units sold in a private placement concurrently with the Initial Public Offering. As of September 30, 2026, no Working Capital Loans were outstanding.

We may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that our cash position may not be sufficient to sustain operations through the Completion Window. Our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan funds to us as may be required, to meet our working capital needs. We cannot provide any assurance that a new financing will be available to us on commercially acceptable terms, if at all. In addition, management has determined that if we are unable to complete an initial Business Combination within the Completion Window, then we will cease operations except for the purpose of liquidating. We may seek shareholder approval to extend the Completion Window, although there can be no assurance that such approval would be obtained.

These conditions raise substantial doubt about our   ability to continue as a going concern for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Completion Window. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor $25,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team and an agreement to pay a family member of our Chief Executive Officer to provide management and consulting services in connection with our search for a potential Business Combination target for a $37,500 engagement fee and a recurring fee of $12,500 per month for up to 24 months. The administrative agreement continues through the date of a Business Combination or liquidation; the consulting agreement can be terminated at any time.

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

Critical Accounting Estimates

The preparation of the unaudited financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SAFEGUARD ACQUISITION CORP.

Date: November 2, 2026	By:	/s/ Mark Gottfredson
	Name:	Mark Gottfredson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2026	By:	/s/ Robert M. Tarola
	Name:	Robert M. Tarola
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)